Form 10-K
period 2021-12-31
Verizon Owner Trust 2020-A
filed 2022-03-30
CIK 1796705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.

The Trust entered into an ISDA Master Agreement, Schedule to ISDA Master Agreement and Credit Support Annex, each dated as of January 23, 2020 and a confirmation, dated as of January 24, 2020 (collectively, the “Cap Agreement”), with Bank of America, N.A. as cap counterparty, with respect to the Class A-1b notes issued by the Trust.  As of December 31, 2021, the Significance Percentage of the Cap Agreement was less than 10%.  For these purposes, “Significance Percentage” means, as of December 31, 2021, the percentage that the Significance Estimate represents of the Class A-1b notes, and “Significance Estimate” means, as of December 31, 2021, with respect to the Cap Agreement, the reasonable good faith estimate of the maximum probable exposure of the Trust to the Cap Counterparty, which estimate is made in the same manner as that utilized in Cellco Partnership d/b/a Verizon Wireless’ internal risk management process for similar instruments.

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
Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
Item 8.              Financial Statements and Supplementary Data.
Item 9.              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.        Controls and Procedures.
Item 9B. Other Information.
Nothing to report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Cellco Partnership (“Cellco”) and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2021 (the “2021 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2021, and for the 2021 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Cellco has been identified by the registrant as a servicer during the 2021 Reporting Period with respect to the pool assets owned by the Trust.  Cellco has provided a statement of compliance for the 2021 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.1(a)
Indenture, dated as of January 29, 2020, between the Trust and U.S. Bank National Association, as indenture trustee and note paying agent (included as Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).

4.1(b)
Omnibus Amendment No. 1 to the Transfer and Servicing Agreement, the Parent Support Agreement, the Indenture and the Administration Agreement, dated as of November 8, 2021, among the Trust, Verizon DPPA True Up Trust, Cellco, as servicer, marketing agent, custodian and administrator, ABS LLC, Verizon Communications Inc., as parent support provider, and U.S. Bank National Association, as indenture trustee (“Omnibus Amendment No. 1”) (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 8, 2021, which is incorporated herein by reference).

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

10.4(a)
Transfer and Servicing Agreement, dated as of January 29, 2020, among the Trust, ABS LLC and Cellco, as servicer, marketing agent and custodian (included as Exhibit 10.4 to the Trust’s Form 8-K, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).

10.4(b)	Omnibus Amendment No. 1 (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 8, 2021, which is incorporated herein by reference).
10.5(a)
Administration Agreement, dated as of January 29, 2020, between the Trust and Cellco, as administrator (included as Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).

10.5(b)	Omnibus Amendment No. 1 (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 8, 2021, which is incorporated herein by reference).
10.6
Account Control Agreement, dated as of January 29, 2020, among the Trust, U.S. Bank National Association, as secured party, and U.S. Bank National Association, as financial institution (included as Exhibit 10.6 to the Trust’s Form 8-K, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).

10.7(a)
Parent Support Agreement, dated as of January 29, 2020, by Verizon Communications Inc. (included as Exhibit 10.7 to the Trust’s Form 8-K, as filed with the Commission on January 29, 2020, which is incorporated herein by reference).

10.7(b)	Omnibus Amendment No. 1 (included as Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 8, 2021, which is incorporated herein by reference).
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

10.10
VZMT Receivables Transfer Agreement, dated as of November 8, 2021, among Verizon Master Trust, Cellco, as servicer, and ABS LLC (included as Exhibit 10.10 to the Trust’s Form 8-K, as filed with the Commission on November 8, 2021, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2022.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Cellco, dated March 30, 2022.
33.2*	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, dated February 25, 2022.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Cellco Partnership, dated March 30, 2022.
34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, dated February 25, 2022.
35.1*	Servicer Compliance Statement, dated March 30, 2022, of Cellco.
_____________
* Filed herewith

Item 16.                          Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON ABS LLC (Depositor)

Date: March 30, 2022	By: /s/ Scott Krohn Scott Krohn President (Senior officer in charge of securitization of the depositor)

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